Form 10-K
period 1999-12-31
PROVIDENT BANK
filed 2000-03-24
CIK 275911

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

               Provident Bank Home Equity Loan Trust
               Home Equity Loan Asset-Backed Certs.
                  Series  1999-A Trust
        (Exact name of registrant as specified in its charter)



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

          As of December 31, 1999, the number of holders of
          the publicly offered Certificates was  6

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

 Provident Bank Home Equity Loan Trust
 Home Equity Loan Asset-Backed Certs.
 Series  1999-A  Trust

Signed:   Norwest Bank Minnesota, N.A., as Administrator

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