Form 10-K/A
period 1999-12-31
PROVIDENT BANK
filed 2001-04-19
CIK 275911

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-02038

  Provident Bank Home Equity Loan Trust
  Home Equity Loan Asset-Backed Certs., Series 1999-3 Trust
  (Exact name of registrant as specified in its charter)



New York                         52-2198840
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Provident Bank Home Equity Loan Trust Home Equity Loan Asset-Backed Certs., Series 1999-3 Trust established pursuant to the Pooling and Servicing Agreement among Provident Bank as Seller, Document Custodian and Master Servicer, and Wells Fargo Bank Minnesota,N.A. as the Trustee, pursuant to which the Provident Bank Home Equity Loan Trust Home Equity Loan Asset-Backed Certs. Series 1999-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


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

Provident Bank Home Equity Loan Trust
Home Equity Loan Asset-Backed Certs., Series 1999-3


Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

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